Form 10-K
period 2004-12-31
MS STRUCTURED SATURNS SERIES 2003-15
filed 2005-03-30
CIK 1279651

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

For the fiscal year ended December 31, 2004
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                  Commission File Numbers 001-16443, 333-101155
                                          ---------------------


                            MS STRUCTURED ASSET CORP.
                                  On behalf of
                            SATURNS Trust No. 2003-15
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-4026700
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


     1585 Broadway, Second Floor
          New York, New York
       Attention: Madhu Philips                               10036
--------------------------------------                     ----------
(Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
------------------------------------   -----------------------------------------
SATURNS The Hertz Corporation                   New York Stock Exchange
Debenture Backed Series 2003-15
Class A Callable Units

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

     As of February 20, 2005, 1,000 shares of common stock, par value $1.00 per share, were outstanding.


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

                                     PART I

ITEM 1.  BUSINESS

         Not Applicable

ITEM 2.  PROPERTIES

         Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         Not Applicable


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

---------------------- --------------------- ------------------------------ ----------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)

                                                                                           For FY 2004

---------------------- --------------------- ------------------------------ ----------------------------------------

---------------------- --------------------- ------------------------------ ----------------------------------------
2003-15                10/29/03              June 1 and December 1          June 3, 2004 and December 6, 2004
---------------------- --------------------- ------------------------------ ----------------------------------------

         (c) Exhibits:

Exhibit 23   Consent of Pustorino, Puglisi & Co., LLP
             (See Exhibit 99.1--contained in final paragraph of accountants' letter)
Exhibit 31.1 Rule 13a-14(d) Certification
Exhibit 31.2 Trustee Compliance Certification
Exhibit 99.1 Report of Pustorino, Puglisi & Co., LLP

         (d) Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:  March 30, 2005

                                         MS STRUCTURED ASSET CORP.
                                         (Registrant)



                                         By:    /s/ Madhu Philips
                                            ---------------------
                                         Name:  Madhu Philips
                                         Title: Vice President

                                                                      Exhibit 23
                   [Consent of Pustorino, Puglisi & Co., LLP]

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Madhu Philips, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-15;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association and its officers and agents.



                                          By:    /s/ Madhu Philips
                                             ---------------------
                                          Name:  Madhu Philips
                                          Title: Vice President
                                          Date:  March 30, 2004

                                                                    Exhibit 31.2
                             COMPLIANCE CERTIFICATE

     In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-15 for the fiscal year ending December 31, 2004, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that he is a duly elected Vice President of LaSalle Bank National Association and further certifies in his capacity as such as follows:

1. LaSalle Bank National Association has prepared all distribution reports with respect to each distribution date for SATURNS Trust No. 2003-15, and has filed a copy of such reports on Form 8-K during the fiscal year as described on Exhibit A hereto.

2. I have reviewed all reports on Form 8-K containing distribution reports filed in respect of periods included in the fiscal year covered by the annual report of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-15;

3. I am familiar with the operations of LaSalle Bank National Association with respect to the SATURNS program and SATURNS Trust No. 2003-15 and the requirement imposed by the applicable trust agreement;

4. Based on my knowledge, the information in the distribution reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the annual report;

5. Based on my knowledge, the information required to be provided under each trust agreement, for inclusion in these reports, is included in these reports;

6. Based on my knowledge, and except as disclosed in the reports, the trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

7. Based on my knowledge, and except as disclosed in the reports, there are no material legal proceedings with respect to any trust, involving the trust or LaSalle Bank National Association as trustee.


                                              By:    /s/ Cynthia Reis
                                                 --------------------------
                                              Name:  Cynthia Reis
                                              Title: Senior Vice President
                                              Date:  March 16, 2005

                                                                       EXHIBIT A

---------------------- --------------------- ------------------------------ ----------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)

                                                                                           For FY 2004

---------------------- --------------------- ------------------------------ ----------------------------------------

---------------------- --------------------- ------------------------------ ----------------------------------------
2003-15                10/29/03              June 1 and December 1          June 3, 2004 and December 6, 2004
---------------------- --------------------- ------------------------------ ----------------------------------------

                                                                    Exhibit 99.1
                    [Report of Pustorino, Puglisi & Co., LLP]

                  [On Pustorino, Puglisi & Co., LLP Letterhead]


                         INDEPENDENT ACCOUNTANT'S REPORT
                       ON APPLYING AGREED-UPON PROCEDURES


LaSalle Bank National Association
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603

MS Structured Asset Corp.
1585 Broadway
New York, NY 10036


With respect to the "Structured Asset Trust Unit Repackagings 2003-15" (SATURNS Trust 2003-15) we have performed the procedures listed below, which were agreed to by LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) solely to assist the Depositor in evaluating the Trustee's assertions that the administration of the Trust Property of SATURNS Trust 2003-15 (the Trust) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2004. This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

Pursuant to the foregoing, for SATURNS Trust 2003-15, we:

1. Calculated the semi-annual interest payment, on the underlying security as defined in the prospectus.

2. Verified that interest payments on the underlying security were received on the scheduled date for payment thereof.

3. Calculated the semi-annual interest distributions and principal distributions, if any, on the Class A and Class B units.

4. Verified that distributions on Class A and Class B units were made on the scheduled dates for distribution thereof.

5.   Verified Trust property amounts and balances.

6. Verified that the amounts of any units redeemed, upon receipt of redemption payments or notices of exercise of warrants, matched amounts of the relevant redemptions and warrant exercise amounts notified to the Trustee.

7. Verified that the proceeds of redemptions, exercise of warrants and liquidation of underlying securities following any underlying security default were applied within the time and in the manner provided in the Trust Agreement.

8. Verified that reports on Form 8-K were filed by the Trustee with the Securities and Exchange Commission on or before the fifteenth day following each payment date for the Class A and Class B units.

We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on the Trustee's assertions. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

We are independent public accountants with respect to the Trustee and the Trust, as defined under the Code of Professional Ethics of the American Institute of Certified Public Accountants.

This report is intended solely for the use of the Depositor and the Trustee and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. However, this report is a matter of public record as a result of being included as an exhibit to the annual report on Form 10-K prepared by MS Structured Asset Corp. and filed with the Securities and Exchange Commission on behalf of SATURNS Trust 2003-15, and its distribution is not limited.



/s/ Pustorino, Puglisi & Co., LLP

Pustorino, Puglisi & Co., LLP
New York, New York
March 8, 2005

                    [On MS Structured Asset Corp. Letterhead]


March 8, 2005



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated November 1, 2004 and your reports dated March 8, 2005, for the Trusts listed below:

o        SATURNS 2003-10
o        SATURNS 2003-11
o        SATURNS 2003-12
o        SATURNS 2003-13
o        SATURNS 2003-14
o        SATURNS 2003-15
o        SATURNS 2003-16
o        SATURNS 2003-17
o        SATURNS CBT Series 2003-1

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2004.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.   We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2004 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2004 that would require adjustment to or modification of the assertions.

8. Your report is intended solely for the use of LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. We intend for the applicable reports to be a matter of public record as a result of their being included as an exhibit to the annual report on Form 10-K prepared by MS Structured Assets Corp. and filed with the Securities and Exchange Commission on behalf of the corresponding trusts.




/s/ Madhu Philips
----------------------
Signature


Authorized Signatory
----------------------
Title


March 8, 2005
----------------------
Date

               [On LaSalle Bank, National Association Letterhead]


March 8, 2005



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated November 1, 2004 and your reports dated March 8, 2005, for the Trusts listed below:

o        SATURNS 2003-10
o        SATURNS 2003-11
o        SATURNS 2003-12
o        SATURNS 2003-13
o        SATURNS 2003-14
o        SATURNS 2003-15
o        SATURNS 2003-16
o        SATURNS 2003-17
o        SATURNS CBT Series 2003-1

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2004.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.   We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2004 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2004 that would require adjustment to or modification of the assertions.

8. Your report is intended solely for the use of LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes. We intend for the applicable reports to be a matter of public record as a result of their being included as an exhibit to the annual report on Form 10-K prepared by MS Structured Assets Corp. and filed with the Securities and Exchange Commission on behalf of the corresponding trusts.




/s/ Andy Streepey
----------------------
Signature


Trust Officer
----------------------
Title


March 8, 2005
----------------------
Date